Form 10-K
period 2007-12-31
J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10
filed 2008-03-28
CIK 1392101

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140804-01

      J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (exact name of issuing entity as specified in its charter)

      J.P. Morgan Chase Commercial Mortgage Securities Corp.
      (exact name of the depositor as specified in its charter)

      JPMorgan Chase Bank, National Association
      Nomura Credit & Capital, Inc.
      PNC Bank, National Association
      Eurohypo AG, New York Branch
      UBS Real Estate Securities Inc.
      (exact name of the sponsors as specified in its charter)



  New York                                54-2199297
  (State or other jurisdiction of         54-2199298
  incorporation or organization of        54-2199299
  issuing entity)                         54-6740339
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of issuing
  offices of issuing entity)                    entity)


 Issuing entity telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    None.





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

JPMorgan Chase Bank, N.A. provides an interest rate derivative instrument for the Class A-2SFL Regular Interests and Class A-JFL Regular Interests as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for each of the interest rate derivative instruments is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated March 29, 2007.

Effective October 1, 2007, Bank of America Corporation, parent corporation of Bank of America, N.A. ("Bank of America") and Banc of America Securities LLC ("BAS"), acquired ABN AMRO North America Holding Company, parent company of LaSalle Bank Corporation and LaSalle Bank National Association ("LaSalle"), from ABN AMRO Bank N.V. (the "Acquisition"). As a result of the Acquisition, LaSalle is affiliated with the Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2007-1 seller, Bank of America, National Association, depositor, Banc of America Commercial Mortgage Inc., and Master Servicer, Bank of America, National Association, relating to the Skyline Portfolio loan and the Solana Loan.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance, required to be delivered under the pooling and servicing agreement for this transaction, are attached hereto under Item 15.

None of the reports on assessment of compliance with the applicable servicing criteria, or the related attestation reports, has identified any material instances of noncompliance with the servicing criteria in Item 1122 of Regulation AB, except as described below.

LaSalle Bank National Association:

LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the asset-backed securities.

Wachovia Bank, National Association:

The assessment of compliance for Wachovia Bank, National Association (the "Company") disclosed the following material noncompliance with servicing criteria 1122(d)(2)(i) and 1122(d)(2)(ii), as applicable to the Company during the year ended December 31, 2007:

With respect to servicing criterion 1122(d)(2)(i), certain payments on pool assets were not deposited into the appropriate custodial bank accounts within the timeframe as specified in the transaction agreements. Those payments were deposited into the appropriate custodial bank accounts after those timeframes. Management of the Company does not believe that this failure to follow the transaction agreements resulted in any loss of control over trust assets or in any impact to investors. The Company implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.

With respect to servicing criteria 1122(d)(2)(ii), certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits. Management of the Company does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors. The Company implemented additional controls in 2007 to better monitor these procedures and correct the non-compliance.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements, required to be delivered under the pooling and servicing agreement for this transaction, are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K/A filed on April 16, 2007 and incorporated by reference herein).

  (10.1) Mortgage Loan Purchase Agreement, dated as of March 1, 2007 between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.2) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between UBS Real Estate Securities Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by UBS Real Estate Securities Inc. (Filed as Exhibit 10.2 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.3) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between Nomura Credit & Capital, Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Nomura Credit & Capital, Inc. (Filed as Exhibit 10.3 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.4) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between Eurohypo AG, New York Branch and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Eurohypo AG, New York Branch (Filed as Exhibit 10.4 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.5) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between PNC Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by PNC Bank, National Association (Filed as Exhibit 10.5 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.6) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, among
  AIG Mortgage Capital, LLC, SOME II, LLC and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by AIG Mortgage Capital, LLC and SOME II, LLC (Filed as Exhibit 10.6 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.7) ISDA Master Agreement relating to the Class A-2SFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as Exhibit 10.7 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.8) Schedule to the ISDA Master Agreement relating to the Class A-2SFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as Exhibit 10.8 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.9) Confirmation for U.S. Dollar Interest Rate Swap Transaction under 1992 Master Agreement relating to the Class A-2SFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as
  Exhibit 10.9 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.10) ISDA Master Agreement relating to the Class A-JFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as Exhibit 10.10 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.11) Schedule to the ISDA Master Agreement relating to the Class A-JFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as Exhibit 10.11 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (10.12) Confirmation for U.S. Dollar Interest Rate Swap Transaction under 1992 Master Agreement relating to the Class A-JFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as
  Exhibit 10.12 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer for the Skyline Portfolio
    loan
    33.2 Bank of America, National Association as Master Servicer for the Solana loan
    33.3 Capmark Finance Inc. as Master Servicer for the Americold Pool 2 loan
    33.4 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    33.5 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    33.6 J.E. Robert Company, Inc. as Special Servicer
    33.7 LaSalle Bank, National Association as Co-Trustee
    33.8 LaSalle Bank, National Association as Custodian for the Skyline Portfolio loan
    33.9 LaSalle Bank, National Association as Custodian for the Solana loan
    33.10 LaSalle Bank, National Association as Trustee for the Skyline Portfolio loan
    33.11 LaSalle Bank, National Association as Trustee for the Solana loan
    33.12 LNR Partners, Inc. as Special Servicer for the Americold Pool 2 loan
    33.13 LNR Partners, Inc. as Special Servicer for the Skyline Portfolio loan
    33.14 LNR Partners, Inc. as Special Servicer for the Solana loan
    33.15 Midland Loan Services, Inc. as Master Servicer No. 1
    33.16 Wachovia Bank, National Association as Master Servicer No. 2
    33.17 Wells Fargo Bank, N.A. as Trustee
    33.18 Wells Fargo Bank, N.A. as Custodian
    33.19 Wells Fargo Bank, N.A. as Custodian for the Americold Pool 2 loan
    33.20 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the Americold Pool 2 loan



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer for the Skyline Portfolio
    loan
    34.2 Bank of America, National Association as Master Servicer for the Solana loan
    34.3 Capmark Finance Inc. as Master Servicer for the Americold Pool 2 loan
    34.4 First American Commercial Real Estate Services, Inc. as Sub-Contractor for
    Wachovia Bank, National Association
    34.5 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    34.6 J.E. Robert Company, Inc. as Special Servicer
    34.7 LaSalle Bank, National Association as Co-Trustee
    34.8 LaSalle Bank, National Association as Custodian for the Skyline Portfolio loan
    34.9 LaSalle Bank, National Association as Custodian for the Solana loan
    34.10 LaSalle Bank, National Association as Trustee for the Skyline Portfolio loan
    34.11 LaSalle Bank, National Association as Trustee for the Solana loan
    34.12 LNR Partners, Inc. as Special Servicer for the Americold Pool 2 loan
    34.13 LNR Partners, Inc. as Special Servicer for the Skyline Portfolio loan
    34.14 LNR Partners, Inc. as Special Servicer for the Solana loan
    34.15 Midland Loan Services, Inc. as Master Servicer No. 1
    34.16 Wachovia Bank, National Association as Master Servicer No. 2
    34.17 Wells Fargo Bank, N.A. as Trustee
    34.18 Wells Fargo Bank, N.A. as Custodian
    34.19 Wells Fargo Bank, N.A. as Custodian for the Americold Pool 2 loan
    34.20 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the Americold Pool 2 loan



   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Master Servicer for the Skyline Portfolio
    loan
    35.2 Bank of America, National Association as Master Servicer for the Solana loan
    35.3 Capmark Finance Inc. as Master Servicer for the Americold Pool 2 loan
    35.4 J.E. Robert Company, Inc. as Special Servicer
    35.5 LaSalle Bank, National Association as Co-Trustee
    35.6 LaSalle Bank, National Association as Trustee for the Skyline Portfolio loan
    35.7 LaSalle Bank, National Association as Trustee for the Solana loan
    35.8 LNR Partners, Inc. as Special Servicer for the Americold Pool 2 loan
    35.9 LNR Partners, Inc. as Special Servicer for the Skyline Portfolio loan
    35.10 LNR Partners, Inc. as Special Servicer for the Solana loan
    35.11 Midland Loan Services, Inc. as Master Servicer No. 1
    35.12 Wachovia Bank, National Association as Master Servicer No. 2
    35.13 Wells Fargo Bank, N.A. as Trustee
    35.14 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the Americold Pool 2 loan



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K/A filed on April 16, 2007 and incorporated by reference herein).

   (10.1) Mortgage Loan Purchase Agreement, dated as of March 1, 2007 between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (Filed as Exhibit 10.1 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.2) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between UBS Real Estate Securities Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by UBS Real Estate Securities Inc. (Filed as Exhibit 10.2 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.3) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between Nomura Credit & Capital, Inc. and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Nomura Credit & Capital, Inc. (Filed as Exhibit 10.3 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.4) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between Eurohypo AG, New York Branch and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by Eurohypo AG, New York Branch (Filed as Exhibit 10.4 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.5) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, between PNC Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by PNC Bank, National Association (Filed as Exhibit 10.5 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.6) Mortgage Loan Purchase Agreement, dated as of March 1, 2007, among AIG Mortgage Capital, LLC, SOME II, LLC and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by AIG Mortgage Capital, LLC and SOME II, LLC (Filed as Exhibit
   10.6 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.7) ISDA Master Agreement relating to the Class A-2SFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as Exhibit 10.7 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.8) Schedule to the ISDA Master Agreement relating to the Class A-2SFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as Exhibit 10.8 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.9) Confirmation for U.S. Dollar Interest Rate Swap Transaction under
   1992 Master Agreement relating to the Class A-2SFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as
   Exhibit 10.9 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.10) ISDA Master Agreement relating to the Class A-JFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as Exhibit 10.10 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.11) Schedule to the ISDA Master Agreement relating to the Class A-JFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as Exhibit 10.11 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (10.12) Confirmation for U.S. Dollar Interest Rate Swap Transaction under 1992 Master Agreement relating to the Class A-JFL Certificates, dated as of March 29, 2007, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Trust 2007-LDP10 (Filed as
   Exhibit 10.12 to Form 8-K filed on April 13, 2007 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer for the Skyline Portfolio
    loan
    33.2 Bank of America, National Association as Master Servicer for the Solana loan
    33.3 Capmark Finance Inc. as Master Servicer for the Americold Pool 2 loan
    33.4 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    33.5 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    33.6 J.E. Robert Company, Inc. as Special Servicer
    33.7 LaSalle Bank, National Association as Co-Trustee
    33.8 LaSalle Bank, National Association as Custodian for the Skyline Portfolio loan
    33.9 LaSalle Bank, National Association as Custodian for the Solana loan
    33.10 LaSalle Bank, National Association as Trustee for the Skyline Portfolio loan
    33.11 LaSalle Bank, National Association as Trustee for the Solana loan
    33.12 LNR Partners, Inc. as Special Servicer for the Americold Pool 2 loan
    33.13 LNR Partners, Inc. as Special Servicer for the Skyline Portfolio loan
    33.14 LNR Partners, Inc. as Special Servicer for the Solana loan
    33.15 Midland Loan Services, Inc. as Master Servicer No. 1
    33.16 Wachovia Bank, National Association as Master Servicer No. 2
    33.17 Wells Fargo Bank, N.A. as Trustee
    33.18 Wells Fargo Bank, N.A. as Custodian
    33.19 Wells Fargo Bank, N.A. as Custodian for the Americold Pool 2 loan
    33.20 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the Americold Pool 2 loan


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer for the Skyline Portfolio
    loan
    34.2 Bank of America, National Association as Master Servicer for the Solana loan
    34.3 Capmark Finance Inc. as Master Servicer for the Americold Pool 2 loan
    34.4 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    34.5 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    34.6 J.E. Robert Company, Inc. as Special Servicer
    34.7 LaSalle Bank, National Association as Co-Trustee
    34.8 LaSalle Bank, National Association as Custodian for the Skyline Portfolio loan
    34.9 LaSalle Bank, National Association as Custodian for the Solana loan
    34.10 LaSalle Bank, National Association as Trustee for the Skyline Portfolio loan
    34.11 LaSalle Bank, National Association as Trustee for the Solana loan
    34.12 LNR Partners, Inc. as Special Servicer for the Americold Pool 2 loan
    34.13 LNR Partners, Inc. as Special Servicer for the Skyline Portfolio loan
    34.14 LNR Partners, Inc. as Special Servicer for the Solana loan
    34.15 Midland Loan Services, Inc. as Master Servicer No. 1
    34.16 Wachovia Bank, National Association as Master Servicer No. 2
    34.17 Wells Fargo Bank, N.A. as Trustee
    34.18 Wells Fargo Bank, N.A. as Custodian
    34.19 Wells Fargo Bank, N.A. as Custodian for the Americold Pool 2 loan
    34.20 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the Americold Pool 2 loan


   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Master Servicer for the Skyline Portfolio
    loan
    35.2 Bank of America, National Association as Master Servicer for the Solana loan
    35.3 Capmark Finance Inc. as Master Servicer for the Americold Pool 2 loan
    35.4 J.E. Robert Company, Inc. as Special Servicer
    35.5 LaSalle Bank, National Association as Co-Trustee
    35.6 LaSalle Bank, National Association as Trustee for the Skyline Portfolio loan
    35.7 LaSalle Bank, National Association as Trustee for the Solana loan
    35.8 LNR Partners, Inc. as Special Servicer for the Americold Pool 2 loan
    35.9 LNR Partners, Inc. as Special Servicer for the Skyline Portfolio loan
    35.10 LNR Partners, Inc. as Special Servicer for the Solana loan
    35.11 Midland Loan Services, Inc. as Master Servicer No. 1
    35.12 Wachovia Bank, National Association as Master Servicer No. 2
    35.13 Wells Fargo Bank, N.A. as Trustee
    35.14 Wells Fargo Bank, N.A. as Paying Agent and Trustee for the Americold Pool 2 loan
